Form 10-Q
period 1996-02-29
87 ACQUISITION CORP
filed 1996-06-25
CIK 732415

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       For Quarter Ended February 29, 1996

                                     2-87709
                                     -------
                            (Commission File Number)

                            THE 87 ACQUISITION CORP.
                            ------------------------
             (Exact name of registrant as specified in its charter)


           Louisiana                                     59-2308161
- - -------------------------------           --------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)


              245 Park Avenue, 40th Floor, New York, New York 10167
              ------------------------------------------------------
                    (Address of principal executive offices)

                                 (212) 692-1852
                                 --------------
               (Registrant's telephone number, including area code)


              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


Indicate by check mark whether Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes     No X
                     ---    ---

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the close of the period covered by this report. 509,980 shares of common stock, $.01 par value, were issued and outstanding as of February 29, 1996.

                            THE 87 ACQUISITION CORP.

                                      INDEX


Part I  FINANCIAL INFORMATION

  Item 1.  Financial Statements

         Balance Sheet --
         February 29, 1996 (unaudited), and
         August 31, 1995


         Statement of Operations --
         Three months ended February 29, 1996 and February 28, 1995  (unaudited)
         and  six  months  ended   February  29,  1996  and  February  28,  1995
         (unaudited).


         Statement of Cash Flows --
         Three months ended February 29, 1996 and February 28, 1995  (unaudited)
         and  six  months  ended   February  29,  1996  and  February  28,  1995
         (unaudited).


         Notes to  Financial Statements


  Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations


Part II  OTHER INFORMATION



SIGNATURES

Item 1. Financial Statements

                            THE 87 ACQUISITION CORP.
                                 BALANCE SHEET

                                                                                                       AUGUST 31,1995
                                                                               FEBRUARY 29, 1996    (DERIVED FROM AUDITED
                                                                                  (UNAUDITED)       FINANCIAL STATEMENTS)
                                                                               -----------------    ---------------------

                                   ASSETS
CURRENT ASSETS:
    Cash                                                                               $5,020                 $5,020
    Due from affiliate, net of allowance of $7,000 in 1995                                 $0                     $0

    Total Current Assets                                                                5,020                  5,020
                                                                               -----------------         -----------
TOTAL ASSETS                                                                           $5,020                 $5,020
                                                                               -----------------         -----------
                                                                               -----------------         -----------
                              LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts Payable and Accrued Expenses                                              $8,726                   $525
    Due to Shareholder                                                                544,314                532,243

    Total Current Liabilities                                                         553,040                532,768
                                                                               -----------------         -----------
STOCKHOLDERS' EQUITY
    Common stock - $.01 par value;
    authorized 25,000,000 shares;
    issued and outstanding - 509,980 shares
    at November 30, 1995 and August 31, 1995                                           $5,100                 $5,100

    Additional paid in capital                                                        488,063                488,063

    Accumulated deficit                                                            (1,041,183)            (1,020,911)
                                                                               -----------------         -----------
                                                                                     (548,020)              (527,748)
                                                                               -----------------         -----------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                                                   $5,020                 $5,020
                                                                               -----------------         -----------
                                                                               -----------------         -----------

See accompanying notes to Financial Statements

THE 87 ACQUISITION CORP.
STATEMENT OF OPERATIONS


                                                   THREE MONTHS         THREE MONTHS          SIX MONTHS           SIX MONTHS
                                                       ENDED                ENDED                ENDED                ENDED
                                                 FEBRUARY 29, 1996    FEBRUARY 28, 1995    FEBRUARY 29, 1996    FEBRUARY 28, 1995
                                                 -----------------    -----------------    -----------------    -----------------
                                                    (UNAUDITED)         (UNAUDITED)          (UNAUDITED)          (UNAUDITED)

OPERATING EXPENSES                                     $12,116               $29,814              $20,391             $211,595
                                                --------------        --------------       --------------       --------------

LOSS FROM OPERATIONS                                  ($12,116)             ($29,814)            ($20,391)           ($211,595)

OTHER INCOME - INTEREST                                   $120                     0                 $120                    0
                                                --------------        --------------       --------------       --------------

OTHER EXPENSE - INTEREST                                    $0               ($9,344)                  $0             ($14,011)
                                                --------------        --------------       --------------       --------------

NET LOSS                                              ($11,996)             ($39,158)            ($20,272)           ($225,606)
                                                --------------        --------------       --------------       --------------
                                                --------------        --------------       --------------       --------------

WEIGHTED AVERAGE
NUMBER OF COMMON
SHARES OUTSTANDING                                     509,980              509,980              509,980              509,980
                                                --------------        --------------       --------------       --------------

NET LOSS PER COMMON SHARE                            ($0.024)             ($0.077)             ($0.040)             ($0.442)
                                                --------------        --------------       --------------       --------------
                                                --------------        --------------       --------------       --------------

See accompanying notes to Financial Statements

THE 87 ACQUISITION CORP.
STATEMENT OF CASH FLOWS


                                                   THREE MONTHS         THREE MONTHS          SIX MONTHS           SIX MONTHS
                                                       ENDED                ENDED                ENDED                ENDED
                                                 FEBRUARY 29, 1996    FEBRUARY 28, 1995    FEBRUARY 29, 1996    FEBRUARY 28, 1995
                                                 -----------------    -----------------    -----------------    -----------------
                                                    (UNAUDITED)         (UNAUDITED)          (UNAUDITED)          (UNAUDITED)
CASH FLOWS FROM
  OPERATING ACTIVITIES
    Net income (loss)                                 ($11,997)            ($32,832)            ($20,272)            ($37,847)
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Changes in operating assets and
      liabilities:
      Due from affiliate                                     0                    0                    0                    0
      Deposits Paid                                          0                    0                    0                    0
      Accounts payable and accrued expenses
        increase                                         6,921                1,442                8,201                1,442
                                                --------------        -------------       --------------       --------------

NET CASH PROVIDED (USED)
BY OPERATING ACTIVITIES                                 (5,076)             (31,390)             (12,071)             (36,405)
                                                --------------        -------------       --------------       --------------

Cash flows from financing activities:
    Proceeds from issuance of common stock                   0                    0                    0                    0
    Principal payments on loans                              0                    0                    0                    0
    Proceeds from Loan                                   5,075                    0               12,070               50,000
                                                --------------        -------------       --------------       --------------

Net cash provided by (used in) financing
  activities                                             5,075                    0               12,070               50,000
                                                --------------        -------------       --------------       --------------

Net increases (decrease) in cash and cash
  equivalents                                               (0)             (31,300)                  (0)              13,595
Cash and cash equivalents at beginning
  of period                                              5,020               49,139                5,020                4,154
                                                --------------        -------------       --------------       --------------

Cash and cash equivalents at end of
  period                                                $5,020              $17,749               $5,020              $17,749
                                                --------------        -------------       --------------       --------------
                                                --------------        -------------       --------------       --------------

See accompanying notes to Financial Statements

                            THE 87 ACQUISITION CORP.

                          NOTES TO FINANCIAL STATEMENTS

                                February 29, 1996



NOTE 1.           FAIR PRESENTATION

         The balance sheet as of February 29, 1996, the statement of operations for the three month and six month periods ended February 29, 1996 and February 28, 1995, and the statement of cash flows for the three month and six month periods ended February 29, 1996 and February 28, 1995, have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position and results of operations at February 29, 1996 and for all periods presented have been made. The operations for the three months and six months ended are not necessarily indicative of the results of operations to be expected for the Company's fiscal year. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended August 31, 1995.

NOTE 2.           CHANGE IN AUTHORIZED AND ISSUED CAPITAL STOCK

         On January 18, 1994, the Company effected a reverse stock split whereby each 100 shares of its Common Stock, $.001 par value per share, issued and outstanding immediately prior thereto was converted into one share of its common stock, par value $.01 per share. As a result, the total number of shares issued and outstanding was reduced from 50,000,000 to 500,000. Because the Company elected to pay cash in lieu of issuing fractional shares, the actual number of shares issued and outstanding following the completion of the reverse split was 499,990. Retroactive effect has been given in the accompanying financial statements to the reverse stock split.

         On January 24, 1994, the Company changed its domicile from Delaware to Louisiana by merging with and into its wholly-owned subsidiary, The 87 Merger Corp., a Louisiana corporation (the "Surviving Corporation"). Simultaneously with the merger, The 87 Merger Corp., as the Surviving Corporation, changed its name to The 87 Acquisition Corp. The merger did not result in a change of ownership as each shareholder of the Company received one share of the Surviving Corporation's common stock, par value $.01 per share, for each share of The 87 Acquisition Corp.'s common stock, par value $.01 per share, held at the effective time of the merger.

NOTE 3.           NOTE PAYABLE

         Since November 1993, the Company has borrowed funds from its principal stockholder, now Allied Marketing Holding Limited ("AMHL") and formerly AG Strategic Holding Limited ("AG"), under a revolving credit line opened by AG and continued by AMHL for the Company, with the proceeds of such borrowing being and to be used for working capital purposes. The loan is repayable on demand and accrued interest through December 31, 1994 at the prime rate (7.75% and 8.5% at August 31, 1994 and December 31, 1994 respectively). Effective January 1, 1995, the loan is non-interest bearing. Accrued interest payable through February 28, 1995 and February 29, 1996 is $20,194.82 and $14,027.10 respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         This analysis of the Company's financial condition, capital resources and operating results should be viewed in conjunction with the accompanying financial statements, including the notes thereto.

         Financial Condition - As of February 29, 1996 and as at August 31, 1995, the Company had current assets (consisting of cash) of $5,020. The Company had current liabilities of $553,040 as of February 29, 1996, compared to current liabilities of $532,768 at August 31, 1995. Total assets of the Company at February 29, 1996 and at August 31, 1995 amounted to $5,020, and the Company had a negative net worth of $548,020 at February 29, 1996 compared to a negative net worth of $527,748 at August 31, 1995. The decrease in net worth was the result of incurring operating expenses, primarily professional and stock transfer fees and other operating expenses, and not receiving any income.

         Liquidity and Capital Resources - At February 29, 1996, the Company had cash of $5,020. The Company's operating expenses for the six months ended February 29, 1996 consisted primarily of professional and stock transfer fees and other operating expenses. The Company has no business operations other than the seeking of suitable investment opportunities and its expenses will consist primarily of fees and expenses in connection with seeking such opportunities.

         The  Company   knows  of  no  trend,   additional   demand,   event  or
uncertainties that will result in, or that are reasonably likely to result in, its current liquidity increasing or decreasing in any material way.

         The Company had no outstanding resource commitments as of February 29, 1996. The Company has no present material commitments for additional capital expenditures. Except for the loan described in Note 3 to the accompanying financial statements, the Company has no outstanding credit lines or commitments in place and has no current need for financial credit.

         Results of Operations - The Company had no revenue for the six month periods ended February 29, 1996 and February 28, 1995. Operating expenses for the six month period ended February 29, 1996 were $20,301, consisting of stock transfer fees, professional fees and other operating expenses compared to operating expenses for the six months ended February 28, 1995 of $211,595. The decline in operating expenses is attributable to a decrease in professional fees relating to the proposed redomicile of the company to The Bahamas and an acquisition, both of which have been abandoned. Operating expenses of $12,116 during the three month period ended February 29, 1996 consisted of professional and stock transfer fees and other operating expenses.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

         None.

         (b)      Reports on Form 8-K

         None.

                                                    SIGNATURES

         Pursuant to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            THE 87 ACQUISITION CORP.
                                  (Registrant)



Date: June 25, 1996            By:/s/Chung Tze Hien
                                 --------------------------------------

                                     Name:  Chung Tze Hien
                                     Title: Chairman and Chief Executive Officer

                                     By:/s/Kenneth Li
                                        -----------------------------------
                                     Name:  Kenneth Li
                                     Title: Principal Financial Officer