Form 10-Q
period 1996-05-31
87 ACQUISITION CORP
filed 1996-11-13
CIK 732415

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended May 31, 1996

                                     2-87709
--------------------------------------------------------------------------------
                            (Commission File Number)

                            THE 87 ACQUISITION CORP.
--------------------------------------------------------------------------------
               (Exact name of registrant as specified in Charter)

               Louisiana                               59-2308161
--------------------------------------------------------------------------------
     (State or other jurisdiction                     (IRS Employer
           of Incorporation)                     Identification Number)

              245 Park Avenue, 40th Floor, New York, New York 10167
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (212) 245-1500
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                      None
--------------------------------------------------------------------------------
          (Former name or former address, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of the close of the period covered by this report. 509,980 shares of common stock, $.01 par value, were issued and outstanding as of May 31, 1996.

                            THE 87 ACQUISITION CORP.

                                      INDEX

Part I. FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Balance Sheet --
               May 31, 1996 (unaudited), and August 31, 1995

               Statement of Operations --
               Three months ended May 31, 1996 and May 31, 1995 (unaudited) and nine months ended May 31, 1996 and May 31, 1995 (unaudited).

               Statement of Cash Flows --
               Nine months ended May 31, 1996 and May 31, 1995 (unaudited).

               Notes to Financial Statements

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations

Part II. OTHER INFORMATION

SIGNATURES

                                                      THE 87 ACQUISITION CORP.
                                                       CONDENSED BALANCE SHEET
                                                             (UNAUDITED)
                                                                                                            May 31,      August 31,
                                                                                                             1996          1995
                                                                                                          -----------   -----------
                                     ASSETS

Current Assets:

      Cash .............................................................................................  $     5,020   $     5,020
      Due to affiliate, net of allowance of $7,000 .....................................................         --            --
                                                                                                          -----------   -----------
                                                                                                          $     5,020   $     5,020
                                                                                                          ===========   ===========
                 LIABILITIES AND DEFICIT IN STOCKHOLDERS' EQUITY

Current Liabilities:

      Accounts Payable and Accrued Expenses ............................................................  $     8,117   $       525
      Due to Shareholder ...............................................................................      548,346       532,243
                                                                                                          -----------   -----------
           Total Current Liabilities ...................................................................      556,463       532,768
                                                                                                          -----------   -----------
Deficit in Stockholders' Equity:
      Common stock, $.01 par value, 25,000,000 shares authorized, 509,980 shares issued and
       outstanding May 31, 1996 and August 31, 1995, respectively ......................................        5,100         5,100
      Additional paid-in capital .......................................................................      488,063       488,063
      Retained earnings (deficit) ......................................................................   (1,044,606)   (1,020,911)
                                                                                                          -----------   -----------
           Total Deficit in Stockholders' Equity .......................................................     (551,443)     (527,748)
                                                                                                          -----------   -----------
                                                                                                          $     5,020   $     5,020
                                                                                                          ===========   ===========

                                                      THE 87 ACQUISITION CORP.
                                                  CONDENSED STATEMENT OF OPERATIONS
                                                             (UNAUDITED)
                                                                                       Three Months Ended       Nine Months Ended
                                                                                             May 31,                 May 31,
                                                                                        1996        1995        1996        1995
                                                                                      ---------   ---------   ---------   ---------

Revenues:
      Interest Income ..............................................................  $     267   $    --     $     387   $    --
                                                                                      ---------   ---------   ---------   ---------
Costs and Expenses:
      Selling and Administrative ...................................................      3,690     121,048      24,082     332,643
      Interest Expense .............................................................       --         9,651        --        23,662
                                                                                      ---------   ---------   ---------   ---------
      Total Costs & Expenses .......................................................      3,690     130,699      24,082     356,305
                                                                                      ---------   ---------   ---------   ---------

Net Loss ...........................................................................  $  (3,423)  $(130,699)  $ (23,695)  $(356,305)
                                                                                      =========   =========   =========   =========

Loss per share, based on average weighted number of shares outstanding .............  $   (0.01)  $   (0.16)  $   (0.05)  $   (0.70)
                                                                                      =========   =========   =========   =========

Number of Shares ...................................................................    509,980     509,980     509,980     509,980
                                                                                      =========   =========   =========   =========

                                                      THE 87 ACQUISITION CORP.
                                                  CONDENSED STATEMENT OF CASH FLOWS
                                                             (UNAUDITED)
                                                                                                             For the Nine Months
                                                                                                                Ended May 31,
                                                                                                              1996          1995
                                                                                                          -----------   -----------

Cash Flows from Operating Activities:
      Cash paid for goods and services .................................................................  $   (16,490)  $      (374)
      Interest received ................................................................................          387          --
      Interest paid ....................................................................................         --         (23,662)
                                                                                                          -----------   -----------
      Total Cash Flows from Operating Activities .......................................................      (16,103)      (24,036)
                                                                                                          -----------   -----------

Cash Flows from Financing Activities:
      Advances from related parties ....................................................................       16,103          --
                                                                                                          -----------   -----------
Decrease in cash .......................................................................................         --         (24,036)
Cash balance, beginning ................................................................................        5,020        35,152
                                                                                                          -----------   -----------
Cash balance, end ......................................................................................  $     5,020   $    11,116
                                                                                                          ===========   ===========

                                                      THE 87 ACQUISITION CORP.
                                                  CONDENSED STATEMENT OF CASH FLOWS
                                                             (UNAUDITED)
                                                                                                             For the Nine Months
                                                                                                                 Ended May 31,
                                                                                                             1996          1995
                                                                                                          -----------   -----------

Reconciliation of Net Loss to Cash Flows from Operating Activities:

Net Loss ...............................................................................................  $   (23,695)  $  (356,305)
                                                                                                          -----------   -----------

Adjustments:

      Increase in deposits .............................................................................         --         (50,000)
      Increase in accounts payable and accrued expenses ................................................        7,592       382,269
                                                                                                          -----------   -----------
           Total Adjustments ...........................................................................        7,592       332,269
                                                                                                          -----------   -----------
Cash Flows from Operating Activities ...................................................................  $   (16,103)  $   (24,036)
                                                                                                          ===========   ===========

                            THE 87 ACQUISITION CORP.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1: FAIR PRESENTATION

        The balance sheet as of May 31, 1996, the statement of operations for the three months and nine month periods ended May 31, 1996 and May 31, 1995, and the statement of cash flows for the six month periods ended May 31, 1996 and May 31, 1995, have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position and results of operations at May 31, 1996 and for all periods presented have been made. The operations for the three months and nine months ended are not necessarily indicative of the results of operations to be expected for the Company's fiscal year. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended August 31, 1995.


NOTE 2: CHANGE IN AUTHORIZED AND ISSUED CAPITAL STOCK

        On January 18, 1994, the Company effected a reverse stock split whereby each 100 shares of its Common Stock, $.001 par value per share, issued and outstanding immediately prior thereto was converted into one share of its common stock par value $.01 per share. As a result, the total number of shares issued and outstanding was reduced from 50,000,000 to 500,000. Because the company elected to pay cash in lieu of issuing fractional shares, the actual number of shares issued and outstanding following the completion of the reverse split was 499,990. Retroactive effect has been given in the accompanying financial statements to the reverse stock split.

        On January 24, 1994, the Company changed its domicile from Delaware to Louisiana by merging with and into its wholly-owned subsidiary, The 87 Merger Corp., a Louisiana corporation (the "Surviving Corporation") Simultaneously with the merger, The 87 Merge Corp, as the Surviving Corporation, changed its name to The 87 Acquisition Corp. The merger did not result in a change of ownership as each shareholder of the Company received one share of the Surviving Corporation's common stock, par value $.01 per share, for each share of The 87 Acquisition Corp.'s common stock, par value $.01 per share, held at the effective time of the merger.


NOTE 3: NOTE PAYABLE

        Since November 1993, the Company has borrowed funds from its principal stockholder now Allied Marketing Holding Limited ("AMHL") and formerly AG Strategic Holding Limited ("AG"), under a revolving credit line opened by AG and continued by AMHL for the company, with the proceeds of such borrowing being and to be used for working capital purposes. The loan is payable on demand and accrued interest through December 31, 1994 at the prime rate (7.75% and 8.5% at August 31, 1994 and December 31, 1994 respectively). Effective January 1, 1995, the loan is non-interest bearing. Accrued interest payable through May 31, 1996 and May 31, 1995 is $14,027 and $14,027 respectively.

        In September 1996, the Company issued 490,020 shares of its common stock in exchange for the cancellation of the note indebtedness, including accrued interest, which aggregated approximately $545,000. Accordingly, common stock was credited at par value and the balance was credited to additional paid-in-capital. The statements included herein do not give effect to this transaction.


Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

     This analysis of the company's financial condition, capital resources and operating results should be viewed in conjunction with the accompanying financial statements, including the notes thereto.

     Financial Condition - As of May 31, 1996, the Company had current assets (consisting of all cash) of $5,020, compared to $5,020 (consisting of all cash) at August 31, 1995. The Company had current liabilities of $556,463 as of May 31, 1996, compared to current liabilities of $532,768 at August 31, 1995. Total assets of the Company at May 31, 1996 amounted to $5,020, compared to $5,020 at August 31, 1995, and a negative net worth of $551,443 compared to a negative net worth of $527,748 at August 31, 1995. The decrease in net worth was the result of incurring operating expenses, primarily professional fees. The Company's financial condition was greatly enhanced by the issuance of its common stock in exchange for the cancellation of the indebtedness and accrued interest to AMHL in the amount of approximately $545,000.

     Liquidity and Capital Resources - At May 31, 1996, the Company had cash of $988. The Company's operating expenses for the nine months ended May 31, 1996 consisted primarily of professional fees. The Company is currently seeking suitable investment opportunities and its expenses will consist primarily of fees and expenses in connection with seeking such opportunities.

     The Company knows of no trend, additional demand, event or uncertainties that will result in, or that are reasonable likely to result in, its current liquidity increasing or decreasing in any material way.

     The Company had no outstanding resource commitments as of May 31, 1996. The Company has no present material commitments for additional capital expenditures. Except of the loan described in The Notes to the accompanying financial statements, the Company has not outstanding credit lines or commitments in place and has no current need for financial credit.

     Results of Operations - The Company had interest income of $387 for the nine month period ended May 31, 1996 and no revenue for the nine month period ended May 31, 1995. Operating expenses for the three month period ended May 31, 1996 were $3,690, consisting of stock transfer fees, professional fees and other operating expenses compared to operating expenses for the six months ended February 29, 1996 of $20,392. Operating expenses of $121,048 during the three month period ended May 31, 1995 consisted of professional fees, stock transfer fees, and other operating expenses.


Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.

         See Exhibit Index.

     (b) Reports on Form 8-K

         None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        THE 87 ACQUISITION CORP.
                                        (Registrant)

Dated:November 13, 1996                 By: /s/ Dennis Charter
                                            ------------------------------------
                                            Name:  Dennis Charter
                                            Title: Chairman of the Board and
                                                   Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit Number  Description
--------------  ----------------------------------------------------------------

27 Financial Data Schedule (provided for the information of the Securities and Exchange Commission only)